Form 10-Q
period 2009-03-31
Seven Seas Acquisition CORP
filed 2009-05-15
CIK 1381795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    YES  [X]     NO  [__]

At May 15, 2009 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Seven Seas Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,041	$-

Total assets	$5,041	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,416	$11,486
Accounts payable	696	753

Total current liabilities	13,112	12,239

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares and 859,375 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	128	110
Additional paid in capital	6,596	--
Deficit accumulated during development stage	(14,795)	(12,349)
Total shareholders’ deficit	(8,071)	(12,239)
Total liabilities and shareholders’ deficit	$5,041	$--

See accompanying notes to condensed financial statements.

Seven Seas Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Cumulative During Development Stage (September 27, 2006 to March 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,446	3,546	14,795
Total operating expenses	2,446	3,546	14,795

Operating loss	(2,446)	(3,546)	(14,795)

Income tax expense (benefit)	--	--	--

Net loss	$(2,446)	$(3,546)	$(14,795)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	910,575	859,375	$874,674

See accompanying notes to condensed financial statements.

Seven Seas Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008

Revenues	$	-- -	$	-- -

Expenses
Formation, general and administrative expenses		396		171
Total operating expenses		396		171

Operating loss		(396)		(171)

Income tax expense (benefit)		-- -		-- -

Net loss		$(396)		$(171)

Basic and diluted loss per share		$(0.00)		$(0.00)
Weighted average ordinary shares outstanding - basic and diluted		998,275		859,375

See accompanying notes to condensed financial statements.

Seven Seas Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended March 31, 2009	Nine months ended March 31, 2008	Cumulative During Development Stage (September 27, 2006 to March 31, 2009)
Cash flows from operating activities
Net loss	$(2,446)	$(3,546)	$(14,795)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	930	5,651	12,416
Accounts payable	(57)	(2,105)	696
Net cash used in operating activities	(1,573)	--	(1,573)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	6,614	--	6,614
Net cash provided by financing activities	6,614	--	6,614

Net increase in cash	5,041	--	5,041

Cash at beginning of the period	--	--	--
Cash at end of the period	$5,041	$--	$5,041

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Seven Seas Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

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

At March 31, 2009, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2009 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended June 30, 2008, filed with the Securities and Exchange Commission on October 14, 2008.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

At March 31, 2009 and 2008, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,416, and $11,486 to a Founder of the Company as of March 31, 2009 and June 30, 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $696, and $753 as of March 31, 2009 and June 30, 2008, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2009, there were no preference shares issued or outstanding.

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

Comparison of the nine months ended March 31, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2009 and 2008. Total expenses for the nine months ended March 31, 2009 were $2,446 compared with $3,546 for the nine months ended March 31, 2008. The decrease is due primarily to the decrease in regulatory expenses.

Comparison of the three months ended March 31, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2009 and 2008. Total expenses for the three months ended March 31, 2009 were $396 compared with $171 for the three months ended March 31, 2008. The increase is primarily due to the timing of certain expenses.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $5,041 and current liabilities of $12,416 to a related party and $696 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 1, 2008, our two shareholders held a special meeting and voted all 1,100,000 ordinary shares then outstanding in favor of approving an amendment to our Memorandum and Articles of Association to  (i) consolidate our authorized ordinary share capital from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of $0.000128 par value each and (ii) to consolidate our authorized preference share capital from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.  As a result of the amendment, our total outstanding ordinary shares was reduced to 859,375 shares as of March 1, 2008.

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

Date: May 15, 2009	SEVEN SEAS ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

13